Form 10-K
period 1996-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP
filed 1997-04-01
CIK 911023

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT

                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                   CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
       (formerly known as "Chemical Commercial Mortgage Securities Corp.")
              Issuer in respect of Commercial Mortgage Pass-Through
                 Certificates, Series 1996-1 and Series 1996-2
       -------------------------------------------------------------------
                           (Exact Name of Registrant)



      For the fiscal year                                 333-05271
      ended December 31, 1996                      Commission File Number


      New York                                            13-3728743
   --------------                                     ------------------
   (State or other                                      (IRS Employer
   jurisdiction of                                     Identification No.)
   incorporation)


                        380 Madison Avenue, New York          10017-2951
                   Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 622-3510



Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes: x   No:

All of the Registrant's voting stock is held by The Chase Manhattan Corporation. None of the Registrant's voting stock is held by non-affiliates.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

           This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advise from the Division that it will raise no objection if Chase Commercial Mortgage Securities Corp.(the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

           The Registrant's Commercial Mortgage Pass-Through Certificates, Series 1996-1 and 1996-2 (the "Certificates"), represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of conventional 39 multifamily and 48 commercial and 94 multifamily and 2 mobile home community, fixed-rate mortgage loans, respectively, (the "Mortgage Loans").


                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Information regarding the mortgaged properties is included in the Annual Statements of Compliance filed under Item 14 hereof and the Forms 8-K previously filed, as described in Item 14 hereof.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust Fund, involving the Trust Fund, LaSalle National Bank
(the "Trustee") or The Chase Manhattan Bank (the "Servicer").

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996 there were three Certificateholders of record.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, the numbers of Certificateholders of record holding more than 5% of each class of the Series 1996-1 and 1996-2 Certificates were as follows:


                        class                 number of 5% holders
                        -----                 --------------------

       Series 1996-1:    A-1                           9
                         A-2                           7
                         B                             5
                         C                             3
                         D                             1
                         E                             2
                         F                             2
                         G                             2
                         H                             2
                         P                             1
                         R                             1
                         X                             2


       Series 1996-2:    A-1                           4
                         A-2                           6
                         B                             7
                         C                             3
                         D                             3
                         E                             1
                         F                             2
                         G                             2
                         H                             2
                         LR                            1
                         R                             1
                         X                             4

Item 13.   Certain Relationships and Related Transactions.

           Omitted.



                                       PART IV



Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.


           (a) The following documents are filed as part of this Annual Report on Form 10-K:


Exhibit Number                    Description
--------------                    -----------

   99.1                   Annual Statement of Compliance for the year ended
                          December 31, 1996.

   99.2 Annual Independent Public Accountant's Servicing Statement for the year ended December 31, 1996.


        (b) The following Current Reports on Form 8-K were filed by the registrant during 1996:


             (1) Current Report on Form 8-K, dated October 17, 1996 reporting Items 5 and 7(c), with respect to the September 18, 1996 distribution to Certificateholders.

             (2) Current Report on Form 8-K, dated November 5, 1996 reporting Items 5 and 7(c), with respect to the October 18, 1996 distribution to Certificateholders.

             (3) Current Report on Form 8-K, dated December 11, 1996 reporting Items 5 and 7(c), with respect to the November 18, 1996 distribution to Certificateholders.


       (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  April 1, 1997

                                     CHASE COMMERCIAL MORTGAGE SECURITIES CORP.


                                     By:    /s/ Denis Kelly
                                            -------------------
                                     Name:  Denis Kelly
                                     Title: Assistant Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 1, 1997            By:    /s/ Jacqueline R. Slater
                                Name:  Jacqueline R. Slater
                                Title: Chairman and President
                                (Principal Executive officer and Principal
                                Financial Officer) and Director



Date:  April 1, 1997            By:    /s/ William T. Barry
                                Name:  William T. Barry
                                Title: Treasurer (Principal Accounting
                                Officer)


Date:  April 1, 1997            By:    /s/ Joseph A. DeLuca
                                Name:   Joseph A. DeLuca
                                Title:  Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                  INDEX TO EXHIBITS
                                  -----------------



         Exhibit Number                  Description
         --------------                  -----------

              99.1 Annual Statement as to Compliance for year ended December 31, 1996

              99.2 Annual Statement of Compliance for the year ended December 31, 1996.

              99.3               Annual Independent Public
                                 Accountant's Servicing Statement
                                 for the year ended December 31, 1996.

                                                                  Exhibit 99.1
                                                                  ------------


                 Letterhead of Chase Commercial Mortgage Bank
                        380 Madison Avenue, 11th Floor
                           New York, New York 10017


                             Date: March 25, 1997

                            OFFICER'S CERTIFICATE

           Annual Statement as to Compliance for Calendar Year 1996

                Commercial Mortgage Pass Through Certificates
            Series 1996-1 of Chase Commercial Mortgage Securities
                            Corp. (the "Company")

      A review of the activities of Chase Commercial Mortgage Bank (a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of July 1, 1996 (the "Pooling Agreement"), among the Company, the Servicer, Lennar Partners, Inc., as Special Servicer, LaSalle National Bank, as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.

      To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.

      The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.

      Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.

Date:  3/25/97                      By       Signed:  Janice M. Smith
                                    Name:    Janice M. Smith
                                    Title:   Vice President

                                                                  Exhibit 99.2
                                                                  ------------


                 Letterhead of Chase Commercial Mortgage Bank
                        380 Madison Avenue, 11th Floor
                           New York, New York 10017


                             Date: March 25, 1997

                            OFFICER'S CERTIFICATE

           Annual Statement as to Compliance for Calendar Year 1996

                Commercial Mortgage Pass Through Certificates
            Series 1996-2 of Chase Commercial Mortgage Securities
                            Corp. (the "Company")

      A review of the activities of Chase Commercial Mortgage Bank (a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of December 1, 1996 (the "Pooling Agreement"), among the Company, the Servicer, Lennar Partners, Inc., as Special Servicer, LaSalle National Bank, as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.

      To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.

      The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.

      Terms not separately defined herein have the meanings specified in the Pooling Agreement.


I have hereunto signed my name and affixed the seal of the Servicer.


Date: 3/25/97                 By       Signed:  Janice M. Smith
                              Name:    Janice M. Smith
                              Title:   Vice President

                                                                Exhibit 99.3
                                                                ------------

                      Letterhead of Price Waterhouse LLP
                         1177 Avenue of the Americas
                           New York, New York 10036

                                                      Telephone:  212-596-7000
                                                      Facsimile:  212-596-8910



                      Report of Independent Accountants
                      Uniform Single Attestation Program
                             for Mortgage Bankers


March 13, 1997


To the Board of Directors and Stockholders of The Chase Manhattan Bank

We have examined management's assertion about the Chase Commercial Mortgage Banking Group's (CCMB), a unit of The Chase Manhattan Bank, compliance with the minimum servicing standards applicable to commercial mortgage loan servicing as identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1996, included in the accompanying management assertion. Management is responsible for CCMB's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CCMB's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the CCMB's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the CCMB's compliance with the minimum servicing standards.

In our opinion, management's assertion that CCMB complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996, described in the accompanying management assertion, is fairly stated, in all material respects.



/s/Price Waterhouse LLP