Form 10-K
period 1997-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP
filed 1998-04-01
CIK 911023

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1997
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 333-05271

            Chase Commercial Mortgage Securities Corp
   (formerly known as "Chemical Commercial Mortgage Securities
                             Corp.")

                  (Exact name of registrant as
                    specified in its charter)

                  NY.                         13-3728743
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

             270 Park Avenue                     10017
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:  (212) 270-
6000
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__
State the aggregate market value of the voting stock held by non-affiliates of the registrant:
The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                        Introductory Note

This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advise from the Division that it will raise no objection if Chase Commercial Mortgage Securities Corp. (the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Each series of the Registrant's Commercial Mortgage Pass-Through Certificates (the "Certificates"), represent the beneficial ownership interest in a trust fund (a "Trust Fund") consisting, among other things, of a segregated pool of fixed-rate, conventional or commercial mortgage loans (the "Mortgage Loans").

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       Information regarding the mortgaged properties will be included in the Annual Statements of Compliance filed under Item 14 hereof, as described in Item 14 hereof.

Item 3.   Legal Proceedings

       The registrant knows of no material pending proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fiscal year covered by this report.



                                Part II

Item 5.   Market for Registrant's Common Equity and Related
       Stockholders Matters

       The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust Funds is represented by certificates of beneficial interest (the "Certificates"). To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

       The records of the Registrant indicate that as of December 31, 1997, there were three Certificateholders of Record.

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

      The Chase Manhattan Corporation (the "Corporation") has been actively working on the year 2000 computer problem for the past several years and has made significant progress in repairing its systems. The Corporation's year 2000 remediation program includes repair of the systems of the Servicer for the Registrant and the Trust Funds. To date, the Corporation has completed the inventory, assessment and strategy phases of its year 2000 program. During these phases, the Corporation identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation time frames. The process undertaken by the Corporation has required working with vendors, third-party service providers and customers, as well as with the Corporation's internal users of systems applications. Although many applications, interfaces and locations are already able to handle post-year 2000 data processing, much work remains to be completed. During 1998, year 2000 activities are being given highest priority, and the Corporation is targeting to have all major systems repaired, including those systems that are used by the Corporation in connection with the Trust, and the majority of testing of such systems, including those used in connection with the Trust, completed by year end. Notwithstanding the substantial expense involved in such efforts by the Corporation, it is not expected that the Registrant or the Trust Funds will be required to bear any expense in connection with the Corporation's year 2000 remediation program.


       Item 7A.     Quantitative and Qualitative Disclosures
About Market Risk

        Not applicable.

Item 8.   Financial Statements and Supplementary Data



Item 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       None.

                                Part III

Item 10.  Directors and Executive Officers of the Registrant

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management

       Omitted

Item 13.  Certain Relationships and Related Transactions

       None.

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
       Form 8-K

          (a) Exhibits. No exhibits are filed as part of this Annual Report on Form 10-K. The registrant's servicer is required to deliver a statement of compliance, and its independent public accountants are required to deliver a servicing statement, no later than April 30, 1998. Such statements will be filed as soon as available.

      (b)  Reports on Form 8-K.

       No reports were filed on Form 8-K in the fourth quarter of 1997.

                            SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Commercial Mortgage Securities Corp.

                      by The Chase Manhattan Bank
                           as Servicer


                      By:  Janice M. Smith
                           Name: Janice M. Smith
                           Title: Vice President

Date:  March 31, 1998