Form 10-K
period 1998-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP; CHASE MANHATTAN BANK USA
filed 1999-04-01
CIK 911023, 869090

10-K
                                       ANNUAL REPORT

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                    __________________
                                         FORM 10-K

                             FOR ANNUAL AND TRANSITION REPORTS
                          PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


(Mark One)

___X___  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended:    December 31, 1998
                                OR
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number     333-05271
                       ----------------------     ----------

        Chase Commercial Mortgage Securities Corp. (Issuer in respect of
          Commercial Mortgage Pass-Through Certificates, Series 1996-1,
  Series 1996-2, Series 1997-1, Series 1997-2, Series 1998-1 and Series 1998-2)
       (formerly known as "Chemical Commercial Mortgage Securities Corp.")
 ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           NY                                              13-3728743
   ------------------------------                          -----------
  (State or Other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                       Identification Number)

         270 Park Avenue                                     10017
  --------------------------------                          -------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           YES      __X__            No:

     Indicate by check mark if disclosure  of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.


                               Introductory Note

     This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advise from the Division that it will raise no objection if Chase Commercial Mortgage Securities Corp. (the "Registrant') files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

     Each series (a "Series") of the Registrant's Commercial Mortgage Pass-Through Certificates (the "Certificates"), represent the beneficial ownership interest in a trust fund (a "Trust Fund") consisting, among other things, of a segregated pool of commercial mortgage loans (the "Mortgage Loans'). The registrant has acted as depositor for the following series of commercial mortgage pass-through certificates:

                  Series 1996-1
                  Series 1996-2
                  Series 1997-1
                  Series 1997-2
                  Series 1998-1
                  Series 1998-2


Part I


Item 1.           Business

         Omitted.

Item 2            Properties

         Information regarding the mortgaged properties will be included in the Accountant's Statements and Annual Statements of Compliance filed under Item 14 hereof, as described in Item 14 hereof.


Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings as it relates to each Series involving the Registrant, the Certificates, the Servicer, Special Servicer, the Trust Fund or any material pending legal proceeding, other than routine litigation incidental to the applicable trustee, servicer, special servicer, or the Registrant's duties under the related pooling and servicing agreement.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders for any Series during the fiscal year covered by this report.

      Part II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         (a)      (1)  To the knowledge of the Registrant, there is no
                       established public market for the Certificates of any Series.

                  (2) To the  knowledge  of the  Registrant,  there  are no
                      reported high and low bid quotations for any of the Certificates.

         (b) The records of the Registrant indicate that as of December 31, 1998, the following Series had the following number of holders of record:

                           Series 1996-1:   4
                           Series 1996-2:   7
                           Series 1997-1:   7
                           Series 1997-2:   7
                           Series 1998-1:   7
                           Series 1998-2:   7

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Year 2000 Compliance

     Year 2000 efforts for The Chase Manhattan Bank ("Chase") are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 remediation efforts, on a global basis, both technical and business-related. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

     The  Corporation's  Year 2000 Program  continues to evolve.  On
January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

     The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. Chase expects substantially all of the applications related to the commercial mortgage loan operations of Chase to have been remediated by June 30, 1999.

     In addition, each of Chase's third party service providers has been contacted to determine its Year 2000 readiness and establish a testing schedule. In many cases testing has begun and testing with all such third party service providers is scheduled throughout 1999. The Corporation also expects to continue to participate in tests organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1999.

     At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by any of the Trusts.

     In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

     The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, Chase and the Trusts are subject to a number of uncertainties. In particular, a large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments systems could also adversely affect the time of collections on the Mortgage Loans.

     Neither the Registrant nor any of its affiliates have made any independent investigation of the computer systems, of any non-affiliate who may be a special servicer, paying agent or Trustee for any Series.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         See Item 14(a)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

     Part III


Item 10. Directors and Executive Officers of the Registrant

         Omitted

Item 11. Executive Compensation

         Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted

Item 13. Certain Relationships and Related Transactions

         Omitted

      Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a)      Exhibits.

                  99.1 Servicer and Special Servicer Annual Statement of Compliance for each of the following Series (Servicer listed first, Special Servicer second):

                           (i) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (iii) Series 1997-1: The Chase Manhattan Bank, Amresco Management, Inc. ("Amresco").*
                           (iv) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (v) Series 1998-1: The Chase Manhattan Bank, Banc One Management Capital Markets, LLC ("Banc One").*

                  99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1998 (Servicer's accountants listed first, Special Servicer's second):

                           (i) Series 1996-1: Price Waterhouse Coopers LLP, Deloitte & Touche LLP.
                           (ii) Series 1996-2: Price Waterhouse Coopers LLP (see Exhibit 99.2(i)),
                                    Deloitte & Touche, LLP.
                           (iii) Series 1997-1: Price Waterhouse Coopers LLP (see Exhibit 99.2(i)),
                                    Independent Accountants of Amresco.*
                           (iv) Series 1997-2: Price Waterhouse Coopers LLP (see Exhibit 99.2(i)),
                                    Deloitte & Touche LLP.
                           (v) Series 1998-1: Price Waterhouse Coopers LLP (see Exhibit 99.2(i)),
                                    Independent Accountants of Banc One.*

     *Such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days upon receipt of all such documents.

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of September 18 and 19 1998,
                      October 18 and 19, 1998 and November 18 and 19, 1998 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in Distribution Date Statement for each Series (except for Series 1998-2) delivered for the Distribution Date occurring in September, October and November, 1998, respectively.

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                           (A)      Series 1998-1
                                    October  15,  1998 in  response  to Item 5
                                    (parent of Special Servicer at that time had filed for bankruptcy)

                           (B)      Series 1998-2
                                    November 6,1998 in response to Item 5
                                   (computational materials)
                                    November 16, 1998 in response to Item 5
                                   (computational materials)
                                    November 19, 1998 in response to Item 5
                                   (computational materials)
                                    November 30, 1998 in response to Item 2
                                   (disposition of assets)

                                           SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Chase Commercial Mortgage Securities Corp.


                                  by The Chase Manhattan Bank as Servicer


                                  by:      /s/ Patricia A Micka
                                          Name:   Patricia A. Micka
                                          Title:  Managing Director


Date:  March 31, 1999

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

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

                             Chase Commercial Mortgage Securities Corp.


                              by The Chase Manhattan Bank as Servicer


                              by:  /s/Patricia A. Micka
                               Name:   Patricia A. Micka
                               Title:  Managing Director


Date:  March 31, 1999

               INDEX TO EXHIBITS

               99.1     Servicer and Special  Servicer  Annual  Statement of
                        Compliance

               99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1998

                                                                 Exhibit 99.1(i)

                              [GRAPHIC OMITTED]

                       CHASE COMMERCIAL MORTGAGE BANK
                       380 Madison Avenue, 10th Floor
                       New York, NY 10017


                          Date: March 24, 1999


                          Officer's Certificate

             Annual Statement as to Compliance for Calendar Year 1998

                Commercial Mortgage Pass Through Certificates
            Series 1996-1 of Chase Commercial Mortgage Securities
                            Corp. (the "Company")


o        A review of the  activities  of Chase  Commercial  Mortgage  Bank
(a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of July 1, 1996 (the "Pooling Agreement"), among the Company, the Servicer, Lennar Partners, Inc., as Special Servicer, LaSalle National Bank, as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.
o To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.
o The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.
o Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.


                                    By:  /s/  Janice M. Smith

                                    Name:  Janice M. Smith
                                    Title:  Vice President

                             CERTIFICATE OF OFFICER
                                       OF
                              LENNAR PARTNERS, INC.

                         Pooling and Servicing Agreement
   dated as of July 1, 1996, (the "Agreement"), by and among Chase Commercial Mortgage Securities Corp., as Depositor, The Chase Manhattan Bank, as Servicer,
  LaSalle National Bank, as Trustee, ABN AMRO Bank, N.V., as Fiscal Agent, and
                   Lennar Partners, Inc., as Special Servicer
                                 (CHASE 1996-1)


The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 1998 and of the Company's performance under the Agreement has been performed under my supervision, (ii) to the best of my knowledge, based on such review, the Company has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by the Company and has fulfilled in all material respects its obligations under this Agreement throughout such period ended December 31, 1998, and (iii) the Company has received no notice regarding qualification or challenging the status of the Trust Fund as a REMIC from the IRS or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 12th day of March, 1999.




                                                         /s/ Ronald E. Schrager
                                                         Ronald E. Schrager
                                                         Vice President
                                                         Lennar Partners, Inc.

                                                                Exhibit 99.1(ii)

                                  [GRAPHIC OMITTED]

                           CHASE COMMERCIAL MORTGAGE BANK
                           380 Madison Avenue, 10th Floor
                                 New York, NY 10017


                                Date: March 24, 1999


                                Officer's Certificate

              Annual Statement as to Compliance for Calendar Year 1998

                    Commercial Mortgage Pass Through Certificates
                Series 1996-2 of Chase Commercial Mortgage Securities
                                Corp. (the "Company")


o        A review of the  activities  of Chase  Commercial  Mortgage  Bank
(a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of December 1, 1996 (the "Pooling Agreement"), among the Company, the Servicer, Lennar Partners, Inc., as Special Servicer, LaSalle National Bank, as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.
o To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.
o The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.
o Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.


                                            By:  /s/  Janice M. Smith

                                            Name:  Janice M. Smith
                                            Title:  Vice President

                             CERTIFICATE OF OFFICER
                                       OF
                              LENNAR PARTNERS, INC.

                         Pooling and Servicing Agreement
 dated as of December 1, 1996, (the "Agreement"), by and among Chase Commercial Mortgage Securities Corp., as Depositor, The Chase Manhattan Bank, as Servicer,
  LaSalle National Bank, as Trustee, ABN AMRO Bank, N.V., as Fiscal Agent, and
                   Lennar Partners, Inc., as Special Servicer
                                 (CHASE 1996-2)


The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 1998 and of the Company's performance under the Agreement has been performed under my supervision, (ii) to the best of my knowledge, based on such review, the Company has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by the Company and has fulfilled in all material respects its obligations under this Agreement throughout such period ended December 31, 1998, and (iii) the Company has received no notice regarding qualification or challenging the status of the Trust Fund as a REMIC from the IRS or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 12th day of March, 1999.




                                                     /s/ Ronald E. Schrager
                                                     Ronald E. Schrager
                                                     Vice President
                                                     Lennar Partners, Inc.

                                                              Exhibit 99.1 (iii)

                            [GRAPHIC OMITTED]

                      CHASE COMMERCIAL MORTGAGE BANK
                      380 Madison Avenue, 10th Floor
                       New York, NY 10017


                         Date: March 24, 1999


                         Officer's Certificate

            Annual Statement as to Compliance for Calendar Year 1998

               Commercial Mortgage Pass Through Certificates
           Series 1997-1 of Chase Commercial Mortgage Securities
                         Corp. (the "Company")


o        A review of the  activities  of Chase  Commercial  Mortgage  Bank
(a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of June 1, 1997 (the "Pooling Agreement"), among the Company, the Servicer, AMRESCO, Inc., as Special Servicer, LaSalle National Bank, as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.
o To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.
o The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.
o Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.


                                               By:  /s/  Janice M. Smith

                                               Name:  Janice M. Smith
                                               Title:  Vice President

                                                              Exhibit 99.1 (iv)

                              [GRAPHIC OMITTED]

                       CHASE COMMERCIAL MORTGAGE BANK
                       380 Madison Avenue, 10th Floor
                             New York, NY 10017


                            Date: March 24, 1999


                            Officer's Certificate

          Annual Statement as to Compliance for Calendar Year 1998

                Commercial Mortgage Pass Through Certificates
            Series 1997-2 of Chase Commercial Mortgage Securities
                            Corp. (the "Company")


o A review of the activities of Chase Commercial Mortgage Bank (a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of December 1, 1997 (the "Pooling Agreement"), among the Company, the Servicer, Lennar Partners, Inc., as Special Servicer, State Street Bank and Trust Co., as Trustee, and ABN Amro Bank, N.V., as Fiscal Agent, during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.
o To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.
o The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.
o Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.


                                          By:  /s/  Janice M. Smith

                                          Name:  Janice M. Smith
                                          Title:  Vice President

                               CERTIFICATE OF OFFICER
                                         OF
                                LENNAR PARTNERS, INC.

                            Pooling and Servicing Agreement
 dated as of December 1, 1997, (the "Agreement"), by and among Chase Commercial Mortgage Securities Corp., as Depositor, The Chase Manhattan Bank, as Servicer,
                 State Street Bank and Trust Company, as Trustee and
                     Lennar Partners, Inc., as Special Servicer
                                   (CHASE 1997-2)


The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 1998 and of the Company's performance under the Agreement has been performed under my supervision, (ii) to the best of my knowledge, based on such review, the Company has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by the Company and has fulfilled in all material respects its obligations under this Agreement throughout such period ended December 31, 1998, and (iii) the Company has received no notice regarding qualification or challenging the status of the Trust Fund as a REMIC from the IRS or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 12th day of March, 1999.




                                                 /s/ Ronald E. Schrager
                                                     Ronald E. Schrager
                                                     Vice President
                                                     Lennar Partners, Inc.

                                                                 Exhibit 99.1(v)

                              [GRAPHIC OMITTED]

                       CHASE COMMERCIAL MORTGAGE BANK
                       380 Madison Avenue, 10th Floor
                             New York, NY 10017


                            Date: March 24, 1999


                            Officer's Certificate

          Annual Statement as to Compliance for Calendar Year 1998

                Commercial Mortgage Pass Through Certificates
            Series 1998-1 of Chase Commercial Mortgage Securities
                            Corp. (the "Company")


o A review of the activities of Chase Commercial Mortgage Bank (a unit of The Chase Manhattan Bank), as Servicer (the "Servicer") under the Pooling and Servicing Agreement, dated as of May 1, 1998 (the "Pooling Agreement"), among the Company, the Servicer, Banc One Management Capital Markets, LLC, as Special Servicer and State Street Bank and Trust Co., as Trustee during the preceding year, and its performance under the Pooling Agreement, has been made under this officer's supervision.
o To the best of this officer's knowledge, we have maintained an effective internal control system relating to our servicing of the Mortgaged Loans and have fulfilled our obligations throughout such year.
o The Servicer has received no notification regarding qualification, or challenging the status, of the Trust Fund as a REMIC from the IRS or any other governmental agency.
o Terms not separately defined herein have the meanings specified in the Pooling Agreement.

I have hereunto signed my name and affixed the seal of the Servicer.


                                                 By:  /s/  Janice M. Smith

                                                 Name:  Janice M. Smith
                                                 Title:  Vice President

                                                                Exhibit 99.2(i)
PricewaterhouseCoopers LLP


                                                    PricewaterhouseCoopers LLP
                                                    1177 Avenue of the Americas
                                                    New York, NY 10036
                                                    Telephone (212) 596-8000
                                                    Facsimile  (212) 596-8910

                             Report of Independent Accountants



March 19, 1999


To the Board of Directors and Stockholder of The Chase Manhattan Bank


We have examined  management's  assertion about the Chase Commercial
Mortgage Banking Group's ("CCMB"), a unit of The Chase Manhattan Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standard V.4 (collectively the "Applicable Standards") as of and for the year ended December 31, 1998, included in the accompanying management assertion (see Exhibit 1).
Management is responsible for CCMB's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about CCMB's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CCMB's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide legal determination on CCMB's compliance with the Applicable Standards.

In our opinion, management's assertion that CCMB complied with the Applicable Standards as of and for the year ended December 31,1998, is fairly stated, in all material respects.


PricewaterhouseCoopers LLP

                                [GRAPHIC OMITTED]



                                                              March 18, 1999



Pricewaterhouse Coopers LLP
1177 Avenue of the Americas
New York, NY 10036

Gentlemen:

As of and for the year ended December 31, 1998, Chase Commercial Mortgage Banking Group ("CCMB"), a unit of The Chase Manhattan Bank, has complied in all material respects with the minimum servicing standards applicable to commercial mortgage loan servicing set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program For Mortgage Bankers. As of and for this same period, CCMB has in effect a fidelity bond in the amount of $200,000,000 and errors and omissions policy in the amount of $25,000,000.



                                          /s/  Patricia A. Micka
                                          Patricia A. Micka, Managing Director
                                          The Chase Manhattan Bank


                                          /s/  Janice M. Smith
                                          Janice M. Smith, Vice President
                                          The Chase Manhattan Bank


                                          /s/  William T. Barry
                                          William T. Barry, Vice President
                                          The Chase Manhattan Bank

Deloitte &
      Touche
                      Deloitte & Touche LLP            Telephone: (305) 358-4141
                      Certified Public Accountants     Facsimile: (305) 372-3160
                      Suite 400
                      200 South Biscayne Boulevard
                      Miami, Florida 33131-2310


INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
   Lennar Partners, Inc.


We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and miltifamily mortgage loans as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP


February 12, 1999

Lennar Partners
An LNR Company


February 12, 1999


LaSalle National Bank
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603
Attention:        Asset-Backed Securities
                  Chase Commercial Mortgage Securities Corp., Series 1996-1

Re: Annual Independent Public Accountant's Servicing Report Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates, Series 1996-1

To whom it may concern:

As of and for the year ended December 31, 1998, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of an for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS INC.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc:      Chase Manhattan Bank
         CCMB Servicing Division
         380 Madison Avenue, 11th Floor
         New York, NY 10017
         Attention:  Janice Smith, V.P.

         Chase Manhattan Bank
         450 West 33rd Street, 15th Floor
         New York, NY 10001
         Attention:  Structured Finance Services (MBS)

                     Mortgage Bankers Association of America
             Uniform Single Attestation Program for Mortgage Bankers

                    Minimum Servicing Standards Applicable to
                  Lennar Partners, Inc. as Special Servicer for

         Chase Commercial Mortgage Securities Corporation, Series 1996-1


-------- ---------------------------------------------------------- ------------------- --------------------

         MINIMUM SERVICING STANDARDS                                APPLICABLE            NOT APPLICABLE
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

I.       Custodial Bank Accounts
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Reconciliations  shall be prepared on a monthly basis for                               X
         all  custodial  bank  accounts and related bank  clearing
         accounts.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Funds of the Servicing  entity shall be advanced in cases                               X
         where  there  is  an  overdraft  in  an  investor's  or a
         mortgagor's account.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Each   custodial   account   shall  be  maintained  at  a                               X
         federally  insured  depository  institution  in trust for
         the applicable investor.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Escrow  funds  held in  trust  for a  mortgagor  shall be                               X
         returned to the  mortgagor  within  thirty (30)  calendar
         days of payoff of the mortgage loan.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

II.      Mortgage Payments
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Mortgage  payments  shall be deposited into the custodial                               X
         bank accounts and related bank clearing  accounts  within
         two business days of receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Mortgage   payments   made   in   accordance   with   the           X
         mortgagor's   loan  documents  shall  be  posted  to  the
         applicable  mortgagor records within two business days of
         receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Mortgage   payments  shall  be  allocated  to  principal,           X
         interest,  insurance,  taxes  or  other  escrow  items in
         accordance with the mortgagor's loan documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Mortgage  payments  identified  as loan payoffs  shall be           X
         allocated  in  accordance  with  the   mortgagor's   loan
         documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

III.     Disbursements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Disbursements  made  via wire  transfer  on  behalf  of a                               X
         mortgagor  or investor  shall be made only by  authorized
         personnel
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Disbursements  made on behalf of a mortgagor  or investor                               X
         shall  be  posted   within  two  business   days  to  the
         mortgagor's  or  investor's  records  maintained  by  the
         servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Tax and  insurance  payments  shall be made on or  before           X
         the  penalty or  insurance  policy  expiration  date,  as
         indicated  on tax bills and  insurance  premium  notices,
         respectively,   provided   that  such  support  has  been
         received  by the  servicing  entity at least  thirty (30)
         calendar days prior to these dates.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Any late payment  penalties paid in conjunction  with the           X
         payment  of any tax  bill  or  insurance  premium  notice
         shall be paid from the servicing  entity's  funds and not
         charged to the  mortgagor,  unless the late  payment  was
         due to the mortgagor's error or omission.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   5.    Amounts   remitted  to  investors   per  the   servicer's                               X
         investor  reports  shall agree with canceled  checks,  or
         other form of payment, or custodial bank statements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   6.    Unused  checks  shall  be  safeguarded  so as to  prevent                               X
         unauthorized access.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

IV.      Investor Accounting and Reporting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's  investor report shall agree with           X
         or reconcile to investors'  records on a monthly basis as
         to the  total  unpaid  principal  balance  and  number of
         loans serviced by the servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

V.       Mortgagor Loan Accounting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's mortgage loan records shall agree                               X
         with,  or reconcile  to, the records of  mortgagors  with
         respect  to the  unpaid  principal  balance  on a monthly
         basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Adjustments  on ARM loans shall be computed  based on the                               X
         related mortgage note and any ARM rider.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Escrow  accounts shall be analyzed in accordance with the                               X
         mortgagor's loan documents, on at least an annual basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Interest on escrow  accounts  shall be paid, or credited,                               X
         to  mortgagors in accordance  with the  applicable  state
         laws.  (A  compilation  of  state  laws  relating  to the
         payment of  interest on escrow  accounts  may be obtained
         through  the  MBA's  FAX  ON  DEMAND  service.  For  more
         information, contact MBA.)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VI.      Delinquencies
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Records   documenting   collection   efforts   shall   be           X
         maintained  during the  period a loan is in  default  and
         shall be updated at least  monthly.  Such  records  shall
         describe   the   entity's    activities   in   monitoring
         delinquent  loans  including,  for example,  phone calls,
         letters and mortgage payment  rescheduling plans in cases
         where the delinquency is deemed temporary (e.g.,  illness
         or unemployment)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VII.     Insurance Policies
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    A fidelity bond and errors and omissions  policy shall be           X
         in  effect  on  the  servicing   entity   throughout  the
         reporting  period in the amount of  coverage  represented
         to investors in management's assertion.
-------- ---------------------------------------------------------- ------------------- --------------------

                                                                Exhibit 99.2(ii)
Deloitte &
      Touche
                        Deloitte & Touche LLP          Telephone: (305) 358-4141
                        Certified Public Accountants   Facsimile: (305) 372-3160
                        Suite 400
                        200 South Biscayne Boulevard
                        Miami, Florida 33131-2310


INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
   Lennar Partners, Inc.


We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and miltifamily mortgage loans as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP


February 12, 1999

Lennar Partners
An LNR Company


February 12, 1999


LaSalle National Bank
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603
Attention:        Asset-Backed Securities
                  Chase Commercial Mortgage Securities Corp., Series 1996-2

Re: Annual Independent Public Accountant's Servicing Report Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates, Series 1996-2

To whom it may concern:

As of and for the year ended December 31, 1998, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of an for this same period, Lennar Partners, Inc.
had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS INC.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc:      Chase Manhattan Bank
         CCMB Servicing Division
         380 Madison Avenue, 11th Floor
         New York, NY 10017
         Attention:  Janice Smith, V.P.

         Chase Manhattan Bank
         450 West 33rd Street, 15th Floor
         New York, NY 10001
         Attention:  Structured Finance Services (MBS)


                             Mortgage Bankers Association of America
                     Uniform Single Attestation Program for Mortgage Bankers

                            Minimum Servicing Standards Applicable to
                          Lennar Partners, Inc. as Special Servicer for

                Chase Commercial Mortgage Securities Corporation, Series 1996-2


-------- ---------------------------------------------------------- ------------------- --------------------

         MINIMUM SERVICING STANDARDS                                APPLICABLE             NOT APPLICABLE
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

I.       Custodial Bank Accounts
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Reconciliations  shall be prepared on a monthly basis for                               X
         all  custodial  bank  accounts and related bank  clearing
         accounts.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Funds of the Servicing  entity shall be advanced in cases                               X
         where  there  is  an  overdraft  in  an  investor's  or a
         mortgagor's account.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Each   custodial   account   shall  be  maintained  at  a                               X
         federally  insured  depository  institution  in trust for
         the applicable investor.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Escrow  funds  held in  trust  for a  mortgagor  shall be                               X
         returned to the  mortgagor  within  thirty (30)  calendar
         days of payoff of the mortgage loan.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

II.      Mortgage Payments
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Mortgage  payments  shall be deposited into the custodial                               X
         bank accounts and related bank clearing  accounts  within
         two business days of receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Mortgage   payments   made   in   accordance   with   the           X
         mortgagor's   loan  documents  shall  be  posted  to  the
         applicable  mortgagor records within two business days of
         receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Mortgage   payments  shall  be  allocated  to  principal,           X
         interest,  insurance,  taxes  or  other  escrow  items in
         accordance with the mortgagor's loan documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Mortgage  payments  identified  as loan payoffs  shall be           X
         allocated  in  accordance  with  the   mortgagor's   loan
         documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

III.     Disbursements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Disbursements  made  via wire  transfer  on  behalf  of a                               X
         mortgagor  or investor  shall be made only by  authorized
         personnel
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Disbursements  made on behalf of a mortgagor  or investor                               X
         shall  be  posted   within  two  business   days  to  the
         mortgagor's  or  investor's  records  maintained  by  the
         servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Tax and  insurance  payments  shall be made on or  before           X
         the  penalty or  insurance  policy  expiration  date,  as
         indicated  on tax bills and  insurance  premium  notices,
         respectively,   provided   that  such  support  has  been
         received  by the  servicing  entity at least  thirty (30)
         calendar days prior to these dates.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Any late payment  penalties paid in conjunction  with the           X
         payment  of any tax  bill  or  insurance  premium  notice
         shall be paid from the servicing  entity's  funds and not
         charged to the  mortgagor,  unless the late  payment  was
         due to the mortgagor's error or omission.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   5.    Amounts   remitted  to  investors   per  the   servicer's                               X
         investor  reports  shall agree with canceled  checks,  or
         other form of payment, or custodial bank statements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   6.    Unused  checks  shall  be  safeguarded  so as to  prevent                               X
         unauthorized access.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

IV.      Investor Accounting and Reporting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's  investor report shall agree with           X
         or reconcile to investors'  records on a monthly basis as
         to the  total  unpaid  principal  balance  and  number of
         loans serviced by the servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

V.       Mortgagor Loan Accounting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's mortgage loan records shall agree                               X
         with,  or reconcile  to, the records of  mortgagors  with
         respect  to the  unpaid  principal  balance  on a monthly
         basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Adjustments  on ARM loans shall be computed  based on the                               X
         related mortgage note and any ARM rider.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Escrow  accounts shall be analyzed in accordance with the                               X
         mortgagor's loan documents, on at least an annual basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Interest on escrow  accounts  shall be paid, or credited,                               X
         to  mortgagors in accordance  with the  applicable  state
         laws.  (A  compilation  of  state  laws  relating  to the
         payment of  interest on escrow  accounts  may be obtained
         through  the  MBA's  FAX  ON  DEMAND  service.  For  more
         information, contact MBA.)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VI.      Delinquencies
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Records   documenting   collection   efforts   shall   be           X
         maintained  during the  period a loan is in  default  and
         shall be updated at least  monthly.  Such  records  shall
         describe   the   entity's    activities   in   monitoring
         delinquent  loans  including,  for example,  phone calls,
         letters and mortgage payment  rescheduling plans in cases
         where the delinquency is deemed temporary (e.g.,  illness
         or unemployment)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VII.     Insurance Policies
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    A fidelity bond and errors and omissions  policy shall be           X
         in  effect  on  the  servicing   entity   throughout  the
         reporting  period in the amount of  coverage  represented
         to investors in management's assertion.
-------- ---------------------------------------------------------- ------------------- --------------------

                                                               Exhibit 99.2(iv)
Deloitte &
      Touche
                        Deloitte & Touche LLP          Telephone: (305) 358-4141
                        Certified Public Accountants   Facsimile: (305) 372-3160
                        Suite 400
                        200 South Biscayne Boulevard
                        Miami, Florida 33131-2310


INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
   Lennar Partners, Inc.


We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP


February 12, 1999

Lennar Partners
An LNR Company


February 12, 1999


LaSalle National Bank
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603
Attention:        Asset-Backed Securities
                  Chase Commercial Mortgage Securities Corp., Series 1997-2

Re: Annual Independent Public Accountant's Servicing Report Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates, Series 1997-2

To whom it may concern:

As of and for the year ended December 31, 1998, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of an for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS INC.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc:      Chase Manhattan Bank
         CCMB Servicing Division
         380 Madison Avenue, 11th Floor
         New York, NY 10017
         Attention:  Janice Smith, V.P.

         Chase Manhattan Bank
         450 West 33rd Street, 15th Floor
         New York, NY 10001
         Attention:  Structured Finance Services (MBS)


                           Mortgage Bankers Association of America
                   Uniform Single Attestation Program for Mortgage Bankers

                          Minimum Servicing Standards Applicable to
                        Lennar Partners, Inc. as Special Servicer for

               Chase Commercial Mortgage Securities Corporation, Series 1997-2


-------- ---------------------------------------------------------- ------------------- --------------------
         MINIMUM SERVICING STANDARDS                                APPLICABLE           NOT APPLICABLE
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

I.       Custodial Bank Accounts
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Reconciliations  shall be prepared on a monthly basis for                               X
         all  custodial  bank  accounts and related bank  clearing
         accounts.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Funds of the Servicing  entity shall be advanced in cases                               X
         where  there  is  an  overdraft  in  an  investor's  or a
         mortgagor's account.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Each   custodial   account   shall  be  maintained  at  a                               X
         federally  insured  depository  institution  in trust for
         the applicable investor.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Escrow  funds  held in  trust  for a  mortgagor  shall be                               X
         returned to the  mortgagor  within  thirty (30)  calendar
         days of payoff of the mortgage loan.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

II.      Mortgage Payments
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Mortgage  payments  shall be deposited into the custodial                               X
         bank accounts and related bank clearing  accounts  within
         two business days of receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Mortgage   payments   made   in   accordance   with   the           X
         mortgagor's   loan  documents  shall  be  posted  to  the
         applicable  mortgagor records within two business days of
         receipt.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Mortgage   payments  shall  be  allocated  to  principal,           X
         interest,  insurance,  taxes  or  other  escrow  items in
         accordance with the mortgagor's loan documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Mortgage  payments  identified  as loan payoffs  shall be           X
         allocated  in  accordance  with  the   mortgagor's   loan
         documents.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

III.     Disbursements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Disbursements  made  via wire  transfer  on  behalf  of a                               X
         mortgagor  or investor  shall be made only by  authorized
         personnel
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Disbursements  made on behalf of a mortgagor  or investor                               X
         shall  be  posted   within  two  business   days  to  the
         mortgagor's  or  investor's  records  maintained  by  the
         servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Tax and  insurance  payments  shall be made on or  before           X
         the  penalty or  insurance  policy  expiration  date,  as
         indicated  on tax bills and  insurance  premium  notices,
         respectively,   provided   that  such  support  has  been
         received  by the  servicing  entity at least  thirty (30)
         calendar days prior to these dates.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Any late payment  penalties paid in conjunction  with the           X
         payment  of any tax  bill  or  insurance  premium  notice
         shall be paid from the servicing  entity's  funds and not
         charged to the  mortgagor,  unless the late  payment  was
         due to the mortgagor's error or omission.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   5.    Amounts   remitted  to  investors   per  the   servicer's                               X
         investor  reports  shall agree with canceled  checks,  or
         other form of payment, or custodial bank statements
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   6.    Unused  checks  shall  be  safeguarded  so as to  prevent                               X
         unauthorized access.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

IV.      Investor Accounting and Reporting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's  investor report shall agree with           X
         or reconcile to investors'  records on a monthly basis as
         to the  total  unpaid  principal  balance  and  number of
         loans serviced by the servicing entity.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

V.       Mortgagor Loan Accounting
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    The servicing  entity's mortgage loan records shall agree                               X
         with,  or reconcile  to, the records of  mortgagors  with
         respect  to the  unpaid  principal  balance  on a monthly
         basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   2.    Adjustments  on ARM loans shall be computed  based on the                               X
         related mortgage note and any ARM rider.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   3.    Escrow  accounts shall be analyzed in accordance with the                               X
         mortgagor's loan documents, on at least an annual basis.
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   4.    Interest on escrow  accounts  shall be paid, or credited,                               X
         to  mortgagors in accordance  with the  applicable  state
         laws.  (A  compilation  of  state  laws  relating  to the
         payment of  interest on escrow  accounts  may be obtained
         through  the  MBA's  FAX  ON  DEMAND  service.  For  more
         information, contact MBA.)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VI.      Delinquencies
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    Records   documenting   collection   efforts   shall   be           X
         maintained  during the  period a loan is in  default  and
         shall be updated at least  monthly.  Such  records  shall
         describe   the   entity's    activities   in   monitoring
         delinquent  loans  including,  for example,  phone calls,
         letters and mortgage payment  rescheduling plans in cases
         where the delinquency is deemed temporary (e.g.,  illness
         or unemployment)
-------- ---------------------------------------------------------- ------------------- --------------------
-------- ---------------------------------------------------------- ------------------- --------------------

VII.     Insurance Policies
-------- ---------------------------------------------------------- ------------------- --------------------
   1.    A fidelity bond and errors and omissions  policy shall be           X
         in  effect  on  the  servicing   entity   throughout  the
         reporting  period in the amount of  coverage  represented
         to investors in management's assertion.
-------- ---------------------------------------------------------- ------------------- --------------------