Form 10-K
period 1999-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP
filed 2000-03-30
CIK 911023

                                      10-K
                                  ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended:    December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number           333-30082
                    --------------------------------   ---------------


        Chase Commercial Mortgage Securities Corp. (Issuer in respect of
          Commercial Mortgage Pass-Through Certificates, Series 1996-1,
           Series 1996-2, Series 1997-1, Series 1997-2, Series 1998-1,
                                 Series 1998-2,
                        Series 1999-1 and Series 1999-2)
       (formerly known as "Chemical Commercial Mortgage Securities Corp.")
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NY                                         13-3728743
--------------------------------------       -----------------------------------
(State of Other Jurisdiction of              (IRS Employer Identification
Incorporation or Organization)                Identification Number)

      270 Park Avenue                                  10017
--------------------------------------       -----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:         (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:       None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:

                  YES __X__               NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

                                Introductory Note

      This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advise from the Division that it will raise no objection if Chase Commercial Mortgage Securities Corp. (the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

      Each series (a "Series") of the Registrant's Commercial Mortgage Pass-Through Certificates (the "Certificates"), represent and beneficial ownership interest in a trust fund (a "Trust Fund") consisting, among other things, of a segregated pool of multifamily and or/or commercial mortgage loans (the "Mortgage Loans"). The registrant has acted as depositor for the following series of commercial mortgage pass-through certificates:

            Series 1996-1
            Series 1996-2
            Series 1997-1
            Series 1997-2
            Series 1998-1
            Series 1998-2
            Series 1999-1
            Series 1999-2

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

      (a)   (1)   To the knowledge of the Registrant, there is no established public market for the Certificates of any Series

            (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the Registrant indicate that as of December 31, 1999, the following Series had the following number of holders of record:

                  Series 1996-1: 4
                  Series 1996-2: 7
                  Series 1997-1: 7
                  Series 1997-2: 7
                  Series 1998-1: 7
                  Series 1998-2: 7
                  Series 1999-1: 8
                  Series 1999-2: 8

Item 6.           Selected Financial Data

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Omitted.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8.           Financial Statements and Supplementary Data

      See Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

      Omitted.

Item 11.    Executive Compliance

      Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Omitted.

Item 13.    Certain Relationships and Related Transactions

      Omitted.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

      (a)   Exhibits

            99.1 Servicer and Special Servicer Annual Statement of Compliance For each of the following Series (Servicer listed first, Special Servicer second):

                  (i)   Series 1996-1: The Chase Manhattan Bank,
                        Lennar Partners, Inc.*
                  (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.*
                  (iii) Series 1997-1: The Chase Manhattan Bank, Amresco
                        Management, Inc. ("Amresco").
                  (iv) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.*
                  (v) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC ("Orix")
                  (vi) Series 1998-2: GMAC Commercial Mortgage Corporation*, The Chase Manhattan Bank (Subservicer)
                  (vii) Series 1999-1: The Chase Manhattan Bank,
                        Orix

            99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1999 (Servicer's accountants listed first, Special Servicer's second):

                  (i) Series 1996-1: Price Waterhouse Coopers LLP*, Deloitte & Touche, LLP
                  (ii)  Series 1996-2: Price Waterhouse Coopers LLP (see Exhibit
                        99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                  (iii) Series 1997-1: Price Waterhouse Coopers LLP (see Exhibit
                        99.2 (i)), Deloitte & Touche LLP
                  (iv)  Series 1997-2: Price Waterhouse Coopers LLP (see Exhibit
                        99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                  (v)   Series 1998-1: Price Waterhouse Coopers LLP (see Exhibit
                        99.2 (i)), Independent Accountants of Orix*
                  (vi)  Series 1998-2: Independent Accountants of
                        GMAC Commercial Mortgage Corporation*,
                        (see Exhibit 99.2(i))
                  (vii) Series 1999-1: Price Waterhouse Coopers LLP
                        (see Exhibit 99.2(i)), Independent Accountants
                         of Orix (see Exhibit 99.2(v))

            *Unavailable on date of filing. To be filed upon receipt by the Registrant.

(b)   Reports on Form 8-K during the last quarter of the prior calendar year.

      (i) Reports on Form 8-K dated as of October 1, 1999, October 29, 1999, December 8, 1999 and December 30, 1999 in response to
                  Item 5 (other events) of Form 8-K were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Date occurring in September, October, November and December 1999, respectively.

      (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                        (A)   Series 1999-2
                              November 9, 1999 in response to Item 5
                              (collateral/structural term sheets)
                              November 16, 1999 in response to Item 5
                              (computations materials)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000

                                    Chase Commercial Mortgage
                                    Securities Corp.

                                    by The Chase Manhattan Bank

                                    By:  /s/  Janice M. Smith
                                    -----------------------------------
                                    Name:   Janice M. Smith
                                    Title:  Managing Director

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

                                INDEX TO EXHIBITS

            99.1 Servicer and Special Servicer Annual Statement of Compliance For each of the following Series (Servicer listed first, Special Servicer second):

                  (i) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.*
                  (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.*
                  (iii) Series 1997-1: The Chase Manhattan Bank,
                        Amresco Management, Inc. ("Amresco").
                  (iv) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.*
                  (v) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC ("Orix").
                  (vi) Series 1998-2: GMAC Commercial Mortgage Corporation*, The Chase Manhattan Bank (Subservicer)

                  (vii) Series 1999-1: The Chase Manhattan Bank,
                        First Union National Bank (Subservicer),
                        Orix

            99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1999 (Servicer's accountants listed first, Special Servicer's second):

                  (i)   Series 1996-1: Price Waterhouse Coopers LLP*,
                         Deloitte & Touche, LLP
                  (ii) Series 1996-2: Price Waterhouse Coopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                  (iii) Series 1997-1: Price Waterhouse Coopers LLP
                        (see Exhibit 99.2 (i)), Deloitte & Touche LLP
                  (iv) Series 1997-2: Price Waterhouse Coopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                  (v) Series 1998-1: Price Waterhouse Coopers LLP (see Exhibit 99.2 (i)),
                        Independent Accountants of Orix*
                  (vi)  Series 1998-2: Independent Accountants of
                        GMAC Commercial Mortgage Corporation*
                        (see Exhibit 99.2(i))
                  (vii) Series 1999-1: Price Waterhouse Coopers LLP
                        (see Exhibit 99.2 (i)), KMPG LLP,
                        Independent Accountants of Orix
                        (see Exhibit 99.2(v))

            *Unavailable on date of filing. To be filed upon receipt by the Registrant.