Form 10-K/A
period 1999-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP
filed 2000-05-15
CIK 911023

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
------            OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-30082
                  ------------------------------ --------------

        Chase Commercial Mortgage Securities Corp. (Issuer in respect of
          Commercial Mortgage Pass-Through Certificates, Series 1996-1,
                      Series 1996-2, Series 1997-1, Series
                      1997-2, Series 1998-1, Series 1998-2,
                        Series 1999-1 and Series 1999-2)
       (formerly known as "Chemical Commercial Mortgage Securities Corp.")
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                          13-3728743
--------------------------------                         -----------------------
(State of Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                           Identification Number)

270 Park Avenue, New York, New York                               10017
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (212) 270-6000

================================================================================

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days:  YES  X       NO
                                              -----       -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

                                Introductory Note

         This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 2000. The amendment is being filed to include those Servicer and Special Servicer Annual Statement of Compliance and Servicer's and Special Servicer's Certified Independent Accountant's Report, each for the year ended December 31, 1999 which were unavailable to the Issuer on the date of the filing of the Original Form 10-K.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Exhibits

                  99.1 Servicer and Special Servicer Annual Statement of Compliance For each of the following Series (Servicer listed first, Special Servicer second):

                           (i) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (iii) Series 1997-1: The Chase Manhattan Bank, Amresco Management, Inc. ("Amresco").
                           (iv) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (v) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC ("Orix")
                           (vi) Series 1998-2: GMAC Commercial Mortgage Corporation, The Chase Manhattan Bank (Subservicer)
                           (vii) Series 1999-1: The Chase Manhattan Bank, First Union National Bank ("First Union"), Orix

                  99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1999 (Servicer's accountants listed first, Special Servicer's second):

                           (i) Series 1996-1: PricewaterhouseCoopers LLP, Deloitte & Touche, LLP
                           (ii) Series 1996-2: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                           (iii) Series 1997-1: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche LLP
                           (iv) Series 1997-2: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                           (v) Series 1998-1: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)),
                                    PricewaterhouseCoopers LLP
                           (vi) Series 1998-2: PricewaterhouseCoopers LLP, PricewaterhouseCoopers LLP (see Exhibit 99.2(i))
                           (vii) Series 1999-1: PricewaterhouseCoopers LLP (see Exhibit 99.2(i)), KPMG LLP, PricewaterhouseCoopers LLP (see Exhibit 99.2(v))

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Chase Commercial Mortgage Securities Corp.

                                      by The Chase Manhattan Bank


                                      By:  /s/ Janice M. Smith
                                      -----------------------------------
                                      Name:    Janice M. Smith
                                      Title:   Vice President


Dated:  May 15, 2000

                                INDEX TO EXHIBITS

                  99.1 Servicer and Special Servicer Annual Statement of Compliance For each of the following Series (Servicer listed first, Special Servicer second):

                           (vi) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (vii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (viii) Series 1997-1: The Chase Manhattan Bank, Amresco Management, Inc. ("Amresco").
                           (ix) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (x) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC ("Orix")
                           (vi) Series 1998-2: GMAC Commercial Mortgage Corporation, The Chase Manhattan Bank (Subservicer)
                           (vii) Series 1999-1: The Chase Manhattan Bank, First Union National Bank ("First Union"), Orix

                  99.2 Report prepared by Servicer's and Special Servicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1999 (Servicer's accountants listed first, Special Servicer's second):

                           (i) Series 1996-1: PricewaterhouseCoopers LLP, Deloitte & Touche, LLP
                           (ii) Series 1996-2: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                           (iii) Series 1997-1: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche LLP
                           (iv) Series 1997-2: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP (see Exhibit 99.2(i))
                           (v) Series 1998-1: PricewaterhouseCoopers LLP (see Exhibit 99.2 (i)),
                                    PricewaterhouseCoopers LLP
                           (vi) Series 1998-2: PricewaterhouseCoopers LLP, PricewaterhouseCoopers LLP (see Exhibit 99.2(i))
                           (vii) Series 1999-1: PricewaterhouseCoopers LLP (see Exhibit 99.2(i)), KPMG LLP, PricewaterhouseCoopers LLP (see Exhibit 99.2(v))