Form 10-K
period 2000-12-31
CHASE COMMERCIAL MORTGAGE SECURITIES CORP
filed 2001-04-02
CIK 911023

                                      10-K
                                  ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

-----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

                    Commission file number           333-30082
               --------------------------------    ---------------


       Chase Commercial Mortgage Securities Corp. (Depositor in respect of
          Commercial Mortgage Pass-Through Certificates, Series 1996-1,
                      Series 1996-2, Series 1997-1, Series
                  1997-2, Series 1998-1, Series 1998-2, Series
                  1999-1, Series 1999-2, Series 2000-1, Series
                            2000-2 and Series 2000-3)
       (formerly known as "Chemical Commercial Mortgage Securities Corp.")
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                           13-3728743
-------------------------------                    ----------------------------
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                     Identification Number)

270 Park Avenue, New York, NY                      10017
---------------------------------------            ----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:

                           YES    X                          NO
                                 ---                            ---

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

Introductory Note

         This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advice from the Division that it will raise no objection if Chase Commercial Mortgage Securities Corp. (the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of the Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         Each series (a "Series") of the Registrant's Commercial Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (a "Trust Fund") consisting, among other things, of a segregated pool of multifamily and/or commercial mortgage loans (the "Mortgage Loans"). The Registrant has acted as depositor for the Series of Certificates listed below, as well as several Series of privately-placed Certificates:

                Series 1996-1
                Series 1996-2
                Series 1997-1
                Series 1997-2
                Series 1998-1
                Series 1998-2
                Series 1999-1
                Series 1999-2
                Series 2000-1
                Series 2000-2
                Series 2000-3

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         Information regarding the mortgaged properties is included in the Accountant's Statements and Annual Statements of Compliance filed under Item 14 hereof, as described in Item 14 hereof.

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings relating to any Series involving the Registrant, the Certificates, the Trust Fund or any applicable Servicer, Special Servicer or Trustee, other than routine litigation incidental to the duties of any such persons under the related pooling and servicing agreement.

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

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2000, the following Series had the following number of holders of record:

                           Series 1996-1: 57
                           Series 1996-2: 48
                           Series 1997-1: 73
                           Series 1997-2: 95
                           Series 1998-1: 65
                           Series 1998-2: 62
                           Series 1999-1: 81
                           Series 1999-2: 61
                           Series 2000-1: 57
                           Series 2000-2: 66
                           Series 2000-3: 44

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

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Servicer and Special Servicer Annual Statement of Compliance for each of the following Series (Servicer listed first, Special Servicer second):

                           (i) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (iii) Series 1997-1: The Chase Manhattan Bank, Lend Lease Asset Management, L.P.
                           (iv) Series 1997-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (v) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC
                           (vi) Series 1998-2: GMAC Commercial Mortgage Corporation (Servicer and as Special Servicer), The Chase Manhattan Bank (Sub-Servicer)
                           (vii) Series 1999-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC, First Union National Bank (Sub-Servicer)
                           (viii) Series 1999-2: GE Capital Loan Services, Inc., Orix Real Estate Capital Markets, LLC, The Chase Manhattan Bank, (Sub-Servicer)
                           (ix) Series 2000-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (x) Series 2000-2: GE Capital Loan Services, Inc., Lend Lease Asset Management, L.P. (no Special Servicer Certificate for this Series), The Chase Manhattan Bank (Sub-Servicer)
                           (xi) Series 2000-3: The Chase Manhattan Bank, Lennar Partners, Inc.

                  99.2 Report prepared by Servicer's and Special Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2000 (Servicer's accountants listed first, Special Servicer's second):

                           (i) Series 1996-1: PriceWaterhouseCoopers LLP, Deloitte & Touche, LLP
                           (ii) Series 1996-2: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP
                           (iii)   Series 1997-1: PriceWaterhouseCoopers LLP
                                   (see Exhibit 99.2 (i)), KPMG LLP
                           (iv)    Series 1997-2: PriceWaterhouseCoopers LLP
                                   (see Exhibit 99.2 (i)), Deloitte & Touche,
                                   LLP

                           (v) Series 1998-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Arthur Andersen LLP
                           (vi)    Series 1998-2: PriceWaterhouseCoopers
                                   LLP, PriceWaterhouseCoopers LLP (see Exhibit
                                   99.2(i))
                           (vii) Series 1999-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2(i)), Arthur Andersen LLP (see Exhibit 99.2(v)), KPMG LLP
                           (viii) Series 1999-2: Arthur Andersen LLP, Arthur Andersen LLP (see Exhibit 99.2 (v)), PriceWaterhouseCoopers LLP (see Exhibit 99.2
                                   (i)),
                           (ix) Series 2000-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP
                           (x)     Series 2000-2: Arthur Andersen LLP (see
                                   Exhibit 99.2(viii), KPMG LLP (see Exhibit
                                   99.2(iii)) PriceWaterhouseCoopers LLP (see
                                   Exhibit 99.2 (i))
                           (xi) Series 2000-3: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP

         (a) Reports on Form 8-K during the last quarter of the prior calendar year.

                           (i) Reports on Form 8-K dated as of October 25, 2000, November 29, 2000 and December 29, 2000 in response to Item 5 of Form 8-K (other events) were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in October, November and December 2000, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2001

                                     Chase Commercial Mortgage
                                     Securities Corp.

                                     by: The Chase Manhattan Bank


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

                                INDEX TO EXHIBITS

                  99.1 Servicer and Special Servicer Annual Statement of Compliance for each of the following Series (Servicer listed first, Special Servicer second):

                           (i) Series 1996-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (ii) Series 1996-2: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (iii)    Series 1997-1: The Chase Manhattan Bank,
                                    Lend Lease Asset Management, L.P.
                           (iv)     Series 1997-2: The Chase Manhattan Bank,
                                    Lennar Partners, Inc.
                           (v) Series 1998-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC
                           (vi) Series 1998-2: GMAC Commercial Mortgage Corporation (Servicer and as Special Servicer), The Chase Manhattan Bank (Sub-Servicer)
                           (vii) Series 1999-1: The Chase Manhattan Bank, Orix Real Estate Capital Markets, LLC, First Union National Bank (Sub-Servicer)
                           (viii) Series 1999-2: GE Capital Loan Services, Inc., Orix Real Estate Capital Markets, LLC, The Chase Manhattan Bank (Sub-Servicer)
                           (ix) Series 2000-1: The Chase Manhattan Bank, Lennar Partners, Inc.
                           (x) Series 2000-2: GE Capital Loan Services, Inc., Lend Lease Asset Management, L.P. (no Special Servicer Certificate for this Series), The Chase Manhattan Bank (Sub-Servicer)
                           (xi) Series 2000-3: The Chase Manhattan Bank, Lennar Partners, Inc.

                  99.2 Report prepared by Servicer's and Special Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2000 (Servicer's accountants listed first, Special Servicer's second):

                           (i) Series 1996-1: PriceWaterhouseCoopers LLP, Deloitte & Touche, LLP
                           (ii) Series 1996-2: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP
                           (iii)    Series 1997-1: PriceWaterhouseCoopers LLP
                                    (see Exhibit 99.2 (i)), KPMG LLP
                           (iv)     Series 1997-2: PriceWaterhouseCoopers LLP
                                    (see Exhibit 99.2 (i)), Deloitte & Touche,
                                    LLP
                           (v) Series 1998-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Arthur Andersen LLP
                           (vi) Series 1998-2: PriceWaterhouseCoopers LLP, PriceWaterhouseCoopers LLP (see Exhibit 99.2(i))

                           (vii) Series 1999-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Arthur Andersen LLP
                                    (see Exhibit 99.2(v)), KMPG LLP
                           (viii)   Series 1999-2: Arthur Andersen LLP, Arthur
                                    Andersen LLP (see Exhibit 99.2(v),
                                    PriceWaterhouseCoopers LLP (see Exhibit 99.2
                                    (i))
                           (ix) Series 2000-1: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP
                           (x)      Series 2000-2: Arthur Andersen LLP (see
                                    Exhibit 99.2(viii), KPMG LLP (see Exhibit
                                    99.2(iii)) PriceWaterhouseCoopers LLP (see
                                    Exhibit 99.2(i))
                           (xi) Series 2000-3: PriceWaterhouseCoopers LLP (see Exhibit 99.2 (i)), Deloitte & Touche, LLP